Form 10-Q
period 2026-03-31
JATT II Acquisition Corp.
filed 2026-05-29
CIK 2112446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43237

JATT II ACQUISITION CORP

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 Central Avenue C/O 56 Westfield, NJ	07091
(Address of principal executive offices)	(Zip Code)

201-688-0364

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
ordinary shares, par value $0.0001 per share	JATT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 28, 2026, there were 8,025,000 ordinary shares, $0.0001 par value issued and outstanding.

JATT II ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JATT II ACQUISITION CORP

CONDENSED BALANCE SHEET

MARCH 31, 2026

Assets:
Prepaid expenses and other current assets	$80
Deferred offering costs	160,999
Total Assets	$161,079

Liabilities and Shareholder’s Deficit
Liabilities:
Current liabilities
Accounts payable and accrued expenses	$17,361
Accrued offering costs	81,370
Promissory note – related party	106,141
Total current liabilities	204,872

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,725,000 issued and outstanding (1)	173
Additional paid-in capital	24,827
Accumulated deficit	(68,793)
Total Shareholder’s Deficit	(43,793)
Total Liabilities and Shareholder’s Deficit	$161,079

(1)	Includes an aggregate of up to 225,000 ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT II ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$68,793
Loss from operations	(68,793)

Net loss	$(68,793)

Basic and diluted weighted average ordinary shares outstanding(1)	1,500,000
Basic and diluted net loss per ordinary share	$(0.05)

(1)	Excludes an aggregate of up to 225,000 ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT II ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH MARCH 31, 2026

(UNAUDITED)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 13, 2026 (Inception)	—	$—	$—	$—	$—
Issuance of Ordinary shares to Sponsor (1)	1,725,000	173	24,827	—	25,000
Net loss	—	—	—	(68,793)	(68,793)
Balance at March 31, 2026	1,725,000	$173	$24,827	$(68,793)	$(43,793)

(1)	Includes an aggregate of up to 225,000 ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT II ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(68,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative expenses through the promissory note – related party	51,432
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	17,361
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Deferred offering costs included in accrued offering costs	$81,370
Deferred offering costs paid through promissory note - related party	$54,629
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000
Prepaid expenses paid by Sponsor through promissory note-related party	$80

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

JATT II Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 13, 2026. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company will have 24 months from the closing of its initial public offering to complete the initial Business Combination (the “completion window”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial business combination with the Company.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from January 13, 2026 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is JATT Ventures II L.P. (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on April 16, 2026. On April 20, 2026, the Company consummated the Initial Public Offering of 6,000,000 Ordinary Shares (the “Public Shares”), at $10.00 per Public Share, generating gross proceeds of $60,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 300,000 Private Placement Shares (each “Private Placement Share”, collectively the “Private Placement Shares”) to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $3,000,000.

Transaction costs amounted to $2,881,539, consisting of $600,000 of cash underwriting fee, $1,800,000 of deferred underwriting fee, and $481,539 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of Nasdaq require that the Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the agreement to enter into the initial Business Combination. The Company anticipates structuring the initial Business Combination so that the post transaction company in which the public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure the initial Business Combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on April 20, 2026, an amount of $60,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares and the Private Placement Shares was placed in the trust account (the “Trust Account”), with U.S.-based trust account, Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in a Trust Account will initially be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (less taxes paid or payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). The Public Shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

JATT II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares without the Company’s prior written consent.

The Sponsor, officers, directors and advisors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to the founder shares, Private Placement Shares and any Public Shares they may acquire during or after its initial public offering in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines that it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to the founder shares, Private Placement Shares and any Public Shares they may acquire during or after its initial public offering in connection with a shareholder vote to approve an amendment to the articles (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to the founder shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from assets outside the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them, any Private Placement Shares held by them and any Public Shares purchased during or after its initial public offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination. If the Company submits the initial Business Combination to the public shareholders for a vote, the Company will complete the initial Business Combination only if it is approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of at least a majority of the holders of the shares present in person or by proxy and entitled to vote thereon at a general meeting of the Company.

The Company will have until (i) the period ending on the date that is 24 months from the closing of the Initial Public Offering, or such earlier liquidation as the Company’s board of directors may approve, in which the Company must complete an initial Business Combination or (ii) such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association. (However, if the Company has not completed a Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the trust account (less taxes paid or payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the public shares and completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Share ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, less taxes payable and up to $100,000 of interest to pay dissolution expenses, provided that this liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

JATT II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of March 31, 2026, the Company had no cash and had a working capital deficit of $204,792. Subsequently on April 20, 2026, the Company closed on the Initial Public Offering and the sale of the Private Placement Shares.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2026, the Company had no outstanding borrowings under the Working Capital Loans

In connection with the Company’s assessment of going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Shares, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 17, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 24, 2026. The interim results for the period from January 13, 2026 (Inception) through March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

JATT II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and did not have any cash equivalent as of March 31, 2026.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. On April 20, 2026, upon completion of the Initial Public Offering, offering costs allocated to Public Shares were charged to temporary equity and offering costs allocated to Private Placement Shares were charged to shareholders’ deficit. As of March 31, 2026, the Company had $160,999 of deferred offering costs.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period from inception through March 31, 2026.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature, except for the overallotment liability which is measured at fair value based on unobservable inputs (see Note 8).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their option as of the Initial Public Offering.

JATT II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 225,000 ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5).

At March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 13, 2026, inception.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on April 20, 2026, the Company sold 6,000,000 Public Shares at a purchase price of $10.00 per Public Share.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 300,000 Private Placement Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $3,000,000. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Proposed Public Offering held in the Trust Account.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On February 13, 2026, Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 1,725,000 ordinary shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 225,000 shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). On April 16, 2026, the management team received indirect interest in founder shares through membership interests in the Sponsor, including (i) to the Chief Executive Officer, 150,000 founder shares for his services, (ii) to the Chief Financial Officer, 50,000 founder shares for his services, (iii) to each of the four independent directors 25,000 founder shares for their board services, and (iv) to an independent consultant 25,000 founder shares for his services in connection to the Initial Public Offering.

JATT II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Founder Shares will remain with the Sponsor if the holders of the Founder Shares are no longer serving the Company prior to the initial Business Combination. The transfer of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under FASB ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 325,000 Founder Shares on April 16, 2026 was $800,800 or $2.46 per share. The Company established the initial fair value of the Founder Shares on April 16, 2026, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the underlying share price of $10.00 and implied market adjustment of 24.6%. Stock-based compensation shall be subject to straight-line monthly vesting over the course of 24 months from the date when the registration statement of the Initial Public Offering became effective, provided that the holder continues to work for the Company as an officer, director or advisor. If the limited partner is an officer, director or advisor of the Company immediately prior to the consummation of a Business Combination, any unvested share interests owned by limited partner will vest in full on consummation of the Business Combination. Any share interest that is not vested when a limited partner ceases to work as an officer, director or advisor to the Company shall be forfeited and cancelled unless the general partner decides otherwise, whereby the general partner shall make the decision that such share interests shall not be forfeited and cancelled. Subsequently, On April 20, 2026, the Company recognized stock-based compensation expense of $33,367 upon the closing of the Initial Public Offering and will continue to recognize such expense over the course of 24 months.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) 180 days after the completion of a Business Combination subsequent to a Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Public ordinary shares for cash, securities or other property.

Administrative Support Agreement

The Company intends to enter into an agreement, commencing on April 16, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or its affiliates, a total of $20,000 per month for officer compensation and administrative services. For the period from January 13, 2026 (inception) through March 31, 2026, no amount has been accrued for these services in the Company’s balance sheet.

Promissory Note — Related Party

On February 12, 2026, the Sponsor entered into an agreement to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of the closing of the Initial Public Offering or the date on which the Company determines not to conduct an Initial Public Offering. As of March 31, 2026, the Company had borrowed $106,141 under the promissory note. Borrowings under the promissory note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Shares and any shares that may be issued upon conversion of Working Capital Loans are entitled to registration rights pursuant to a registration and shareholder rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

JATT II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 900,000 additional Public Shares to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. As of the date of the Initial Public Offering the over-allotment option remains open.

The underwriters were entitled to a cash underwriting discount of $600,000 (1.0% of the gross proceeds of the Public Shares sold in the Initial Public Offering) which was paid at the closing of the Initial Public Offering.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.0% of the gross proceeds of the Initial Public Offering held in the Trust Account, $1,800,000 in the aggregate, due upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2026, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares, with a par value of $0.0001 per share. At March 31, 2026, there were 1,725,000 ordinary shares issued and outstanding of which an aggregate of up to 225,000 shares are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares).

The Founder Shares will automatically convert into ordinary shares at the time of a Business Combination or earlier at the option of the holders.

Note 8 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

March 31, 2026
Deferred offering costs	$160,999

For the Period from January 13, 2026 (Inception) through March 31, 2026
General and administrative expenses	$68,793

JATT II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses are the significant segment expenses regularly provided to the CODM.

The CODM reviews the position of total assets to assess if the Company as reported in the unaudited condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to May 29, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 16, 2026, the management team received indirect interest in founder shares through membership interests in the Sponsor, including (i) to the Chief Executive Officer, 150,000 founder shares for his services, (ii) to the Chief Financial Officer, 50,000 founder shares for his services, (iii) to each of the four independent directors 25,000 founder shares for their board services, and (iv) to an independent consultant 25,000 founder shares for his services in connection to the Initial Public Offering. The total fair value of the 325,000 Founder Shares on April 16, 2026 was $800,800 or $2.46 per share, which will be recognized over the course of the Completion Window.

The Company entered into an agreement, commencing on April 16, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or its affiliates, a total of $20,000 per month for officer compensation and administrative services.

On April 20, 2026, the Company consummated the Initial Public Offering of 6,000,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 300,000 Private Placement Shares to the Sponsor, at a price of $10.00 per Private Placement Share, generating gross proceeds of $3,000,000.

Following the closing of the Initial Public Offering on April 20, 2026, an amount of $60,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares, and a portion of the net proceeds from the sale of the Private Placement Shares, was held in a Trust Account.

On April 20, 2026, the underwriters were paid in cash an underwriting discount of $600,000 simultaneously with the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting discount of $1,800,000 in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to JATT II Acquisition Corp References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to JATT Ventures II L.P. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on January 13, 2026 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 13, 2026 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and subsequent to the closing of the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from January 13, 2026 (inception) through March 31, 2026, we had net loss of $68,793, which consisted of general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of March 31, 2026, we had cash of $0 and working capital deficit of $204,792.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on April 20, 2026, the Company consummated the Initial Public Offering of 6,000,000 Ordinary Shares, at $10.00 per Public Share, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 300,000 Private Placement Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $3,000,000.

Following the Initial Public Offering and the sale of the Private Placement Shares, a total of $60,000,000 was placed in the Trust Account. We incurred $2,881,539, consisting of $600,000 of cash underwriting fee, $1,800,000 of deferred underwriting fee, and $481,539 of other offering costs.

For the period from January 13, 2026 (inception) through March 31, 2026, cash used in operating activities was $0. Net loss of $68,793 was affected by payment of operation costs through promissory note of $51,432. Changes in operating assets and liabilities provided $17,361 of cash for operating activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company up to $1,500,000. If we complete a business combination, we would repay the working capital loans. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the working capital loans but no proceeds from the trust account would be used to repay the working capital loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share. The Public Shares would be identical to the Private Placement Shares.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor or its affiliates, a total of $20,000 per month for officer compensation and administrative services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

The underwriters were entitled to a cash underwriting discount of $600,000 (1.0% of the gross proceeds of the Public Shares sold in the Initial Public Offering) which was paid at the closing of the Initial Public Offering.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.0% of the gross proceeds of the Initial Public Offering held in the Trust Account, $1,800,000 in the aggregate, due upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

 Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 13, 2026, the date of its inception.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report. Subsequent to the quarterly period covered by this Quarterly Report, on April 20, 2026, the Company consummated the Initial Public Offering of 6,000,000 Ordinary Shares, at $10.00 per Public Share, generating gross proceeds of $60,000,000. Guggenheim Securities acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-294294). The Securities and Exchange Commission declared the registration statements effective on April 16, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 300,000 Private Placement Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $3,000,000.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Shares, an aggregate of $60,000,000 was placed in the Trust Account.

We paid a total of $2,881,539, consisting of $600,000 of cash underwriting fee, $1,800,000 of deferred underwriting fee, and $481,539 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated April 16, 2026, between the Company and Guggenheim Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2026).
10.1	Letter Agreement, dated April 16, 2026, among the Company, JATT Ventures II L.P. and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2026).
10.2	Investment Management Trust Agreement, dated April 16, 2026, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2026).
10.3	Registration Rights Agreement, dated April 16, 2026, among the Company, JATT Ventures II L.P. and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2026).
10.4	Private Placement Shares Purchase Agreement, dated April 16, 2026, between the Company and JATT Ventures II L.P. (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2026).
10.5	Administrative Services and Indemnification Agreement, dated April 16, 2026, between the Company and JATT Ventures II L.P. (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2026).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-294294), filed with the Securities and Exchange Commission on March 13, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JATT II ACQUISITION CORP

Date: May 29, 2026	By:	/s/ Someit Sidhu
	Name:	Someit Sidhu
	Title:	Chairman, Director, and Chief Executive Officer
(Principal Executive Officer)

Date: May 29, 2026	By:	/s/ Nicholas Fernandez
	Name:	Nicholas Fernandez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)