Form 10-Q
period 2026-06-30
JATT II Acquisition Corp.
filed 2026-08-13
CIK 2112446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43237

JATT II ACQUISITION CORP.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2026, there were 7,800,000 ordinary shares, $0.0001 par value issued and outstanding.

JATT II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JATT II ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2026

(UNAUDITED)

Assets
Current Assets
Cash	$1,641,241
Prepaid expenses	188,302
Total Current Assets	1,829,543
Long term prepaid insurance	100,284
Cash and investments held in Trust Account	60,409,419
Total Assets	$62,339,246

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$77,820
Accrued offering costs	275,000
Total Current Liabilities	352,820
Deferred professional fees	381,182
Deferred underwriting fee payable	1,800,000
Total Liabilities	2,534,002

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, $0.0001 par value; 6,000,000 shares at redemption value of $10.07 per share	60,409,419

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,800,000 issued and outstanding (excluding 6,000,000 shares subject to possible redemption)	180
Additional paid-in capital	—
Accumulated deficit	(604,355)
Total Shareholders’ Deficit	(604,175)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$62,339,246

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from January 13, 2026 (Inception) Through June 30,
	2026	2026
Formation, general and administrative costs	$678,843	$747,636
Share-based compensation expense	83,417	83,417
Loss from operations	(762,260)	(831,053)

Other income:
Change in fair value of over-allotment option liability	47,288	47,288
Interest earned on cash and investments held in Trust Account	409,419	409,419
Total other income	456,707	456,707

Net loss	$(305,553)	$(374,346)

Basic and diluted weighted average redeemable ordinary shares outstanding	4,681,319	2,535,714

Basic and diluted net loss per redeemable ordinary share	$(0.05)	$(0.09)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	1,734,066	1,626,786

Basic and diluted net loss per non-redeemable ordinary share	$(0.05)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND

FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 13, 2026 (Inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor (1)	1,725,000	173	24,827	—	25,000

Net loss	—	—	—	(68,793)	(68,793)

Balance – March 31, 2026	1,725,000	173	24,827	(68,793)	(43,793)

Sale of Private Placement Shares	300,000	30	2,999,970	—	3,000,000

Forfeiture of Founder Shares	(225,000)	(23)	23	—	—

Allocated value of transaction costs to ordinary shares	—	—	(25,183)	—	(25,183)

Share-based compensation	—	—	83,417	—	83,417

Accretion of ordinary shares to redemption amount	—	—	(3,083,054)	(230,009)	(3,313,063)

Net loss	—	—	—	(305,553)	(305,553)

Balance – June 30, 2026	1,800,000	$180	$—	$(604,355)	$(604,175)

(1)	Includes an aggregate of up to 225,000 ordinary shares that were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised (Note 5). The Founder Shares were forfeited on June 4, 2026, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT II ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(374,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative expenses through the promissory note – related party	51,432
Interest earned on cash and investments held in Trust Account	(409,419)
Share-based compensation expense	83,417
Change in fair value of over-allotment option liability	(47,288)
Changes in operating assets and liabilities:
Prepaid expenses	(188,222)
Long term prepaid insurance	(100,284)
Accounts payable and accrued expenses	77,820
Deferred professional fees	381,182
Net cash used in operating activities	(525,708)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(60,000,000)
Net cash used in investing activities	(60,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	59,400,000
Proceeds from sale of Private Placement Shares	3,000,000
Repayment of promissory note – related party	(106,141)
Payment of offering costs	(126,910)
Net cash provided by financing activities	62,166,949

Net Change in Cash	1,641,241
Cash – Beginning of period	—
Cash – End of period	$1,641,241

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$401,910
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000
Offering costs paid through promissory note - related party	$54,629
Prepaid expenses paid by Sponsor through promissory note-related party	$80
Deferred underwriting fee payable	$1,800,000
Forfeiture of Founder Shares	$23

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

JATT II Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 13, 2026. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company will have 24 months from the closing of this offering to complete the initial business combination (the “completion window”).

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 13, 2026 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Initial Public Offering

The Company’s Sponsor is JATT Ventures II L.P. (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on April 16, 2026. On April 20, 2026, the Company consummated the Initial Public Offering of 6,000,000 ordinary shares (the “Public Shares”), at $10.00 per Public Share, generating gross proceeds of $60,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 300,000 private placement shares (each a “Private Placement Share” and, collectively, the “Private Placement Shares”) to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $3,000,000.

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

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

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

The Sponsor, officers, directors and advisors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to the founder shares, Private Placement Shares and any Public Shares they may acquire during or after this offering in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines that it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to the founder shares, Private Placement Shares and any Public Shares they may acquire during or after this offering in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (the “Articles”) (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to the founder shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the completion window, although they will be entitled to liquidating distributions from assets outside the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them, any Private Placement Shares held by them and any Public Shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination. If the Company submits the initial business combination to the public shareholders for a vote, the Company will complete the initial business combination only if it is approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of at least a majority of the holders of the shares present in person or by proxy and entitled to vote thereon at a general meeting of the Company.

The Company will have until (i) the period ending on the date that is 24 months from the closing of the Initial Public Offering, or such earlier liquidation as the Company’s board of directors may approve, in which the Company must complete an initial business combination or (ii) such other time period in which the Company must complete an initial business combination pursuant to an amendment to the Company’s Articles. However, if the Company has not completed a Business Combination within the completion window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the trust account (less taxes paid or payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the public shares and completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

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

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

Business Combination Agreement

On June 29, 2026, the Company, entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Talawar Tx Inc., a Delaware corporation (the “Talawar”) and Talawar Merger Sub, a Cayman Islands exempted company (“Merger Sub”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Talawar (the “Merger”). At the time the Merger becomes effective (the “Effective Time”), (a)(i) each of the Company’s ordinary share, par value $0.0001 per share (the “Company Shares”) will be automatically converted as of the Effective Time into the right to receive one (1) share of common stock of Talawar, par value $0.0001 per share (the “Talawar Common Stock”), in each case following the conversion of Talawar’s outstanding convertible securities and the completion of a stock split of Talawar shares, each as effected immediately prior to the Effective Time, and on the terms and subject to the conditions set forth in the Business Combination Agreement.

The Redemption

The Company will provide the holders of the Company’s shares the right to have all or a portion of their Company’s shares redeemed for cash in connection with the Business Combination, in accordance with the Company’s governing documents, for a per-share price equal to the pro rata portion of the funds then in the Company’s Trust Account, including interest earned on the funds held in the Trust Account (less taxes paid or payable (other than excise or similar taxes)).

Equity Incentive Plan and Employee Stock Purchase Plan

Upon closing, the board of directors of Talawar will approve and adopt an Equity Incentive Plan (the “Equity Incentive Plan”) and an employee stock purchase plan (the “Employee Stock Purchase Plan”). The initial number of shares of Talawar Common Stock to be reserved and available for issuance under the Equity Incentive Plan will equal 12% of Talawar’s fully-diluted shares as of immediately after the closing, provided that the number of shares reserved for issuance under the Equity Incentive Plan shall be subject to an automatic annual increase in an amount equal to 5% of the aggregate number of shares of Talawar’s Common Stock outstanding as of the end of the immediately preceding calendar year, or such lesser amount as may be determined by the post-closing board. The Employee Stock Purchase Plan shall reserve for grant an amount of Talawar Common Stock as shall be mutually agreed by the parties.

PIPE Financing

Pursuant to the terms of the Business Combination Agreement, each of the Company and Talawar shall use commercially reasonable efforts to consummate the PIPE Financing (as defined below) at or prior to the closing and to satisfy or cause to be satisfied the conditions of the closing obligations contained in any PIPE Subscription Agreements (as defined below) and consummate the transactions contemplated thereby, including using its commercially reasonable efforts to enforce its rights, as applicable, under such PIPE Subscription Agreements to cause the other parties to such PIPE Subscription Agreement, as applicable, to pay to (or as directed by) Talawar the applicable purchase price under such PIPE Subscription Agreement in accordance with its terms. Unless otherwise approved in writing by each of the Company and Talawar, neither the Company nor the Talawar may amend, modify, supplement or waive (or permit any waiver of) any provision of, or terminate or abandon its plans with respect to, or provide consent to amend, modify, supplement, waive, assign or terminate any provision or remedy under, or any replacements of, such PIPE Subscription Agreement, other than, in each case, any assignment or transfer contemplated in such PIPE Subscription Agreement or expressly permitted by such PIPE Subscription Agreement (without any further amendment, modification or waiver to such assignment or transfer provision).

Conditions to Closing

The consummation of the transactions is subject to the receipt of the requisite approval of the shareholders of the Company and stockholders of Talawar, and the fulfillment of certain other conditions, as described in greater detail below.

Mutual Conditions to Closing

Under the Business Combination Agreement, the obligations of the parties to consummate the transaction are subject to the satisfaction or written waiver (where permissible) of certain conditions, including: (i) no adverse law or order has been entered into that would make the Business Combination Agreement, or the transactions, illegal or otherwise prevent or prohibit consummation of the transactions; (ii) the registration statement has been declared effective by the SEC and remains effective as of the closing; and (iii) receipt of the conditional approval for the listing of Talawar’s Common Stock on Nasdaq upon the closing.

Talawar’s Conditions to Closing

The obligations of Talawar to consummate the transactions are further subject to the satisfaction or written waiver (where permissible) of additional conditions, including: (i) the truth and accuracy of the representations and warranties of the Company, subject to the materiality standards contained in the Business Combination Agreement; (ii) material compliance by the Company with its agreements and covenants under the Business Combination Agreement; (iii) no Company material adverse effect (as defined in the Business Combination Agreement) having occurred; (iv) the available cash (as defined in the Business Combination Agreement) will not be less than $125,000,000, after the payment or accrual of certain expenses; and (v) the delivery by the Company of the Registration Rights and Lock-Up Agreement (as defined below), duly executed by the Company and the Sponsor, to Talawar.

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

The Company’s Conditions to Closing

The obligations of the Company to consummate the transactions are further subject to the satisfaction or written waiver (where available) of additional conditions, including: (i) the truth and accuracy of the representations and warranties of Talawar, subject to the materiality standards contained in the Business Combination Agreement; (ii) material compliance Talawar with its agreements and covenants under the Business Combination Agreement; (iii) no Talawar material adverse effect (as defined in the Business Combination Agreement) having occurred; and (iv) the delivery by Talawar of the Registration Rights and Lock-Up Agreement, duly executed by certain stockholders and key persons, to the Company.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor and Talawar entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed, among other things, to (a) vote in favor of the Business Combination Agreement and the transactions (including the Merger), (b) waive any adjustment to the conversion ratio set forth in the governing documents of the Company, any other anti-dilution or similar protections with respect to the Company’s ordinary shares and any redemption rights, and (c) surrender for no consideration, in connection with the closing, 150,000 Company’s ordinary shares.

Stockholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Talawar, and certain of Talawar’s stockholders (the “Supporting Talawar Stockholders”) entered into the Stockholder Support Agreement (the “Stockholder Support Agreement”), pursuant to which Talawar stockholders agreed, among other things, to (a) support and vote (or provide a written consent) in favor of the Business Combination Agreement and the transactions, (b) take, or cause to be taken, any actions necessary or advisable to cause certain agreements providing for redemption rights, put rights, purchase rights, or similar rights that are not generally available to all stockholders to be terminated effective as of the closing, and (c) release any claims against the parties.

The Stockholder Support Agreement restricts the supporting company stockholders from, among other things, directly or indirectly, (a) selling, assigning, transferring (including by operation of law), creating any lien or pledge, disposing of, or otherwise encumbering any of the shares or otherwise, or agreeing to do any of the foregoing, except if pursuant to the Business Combination Agreement or to another stockholder bound by the terms of the Stockholder Support Agreement; (b) depositing any shares into a voting trust or entering into a voting agreement or arrangement or granting any proxy or power of attorney with respect thereto that is inconsistent with the Stockholder Support Agreement; and (c) entering into any contract, option or other arrangement or undertaking with respect to the direct or indirect acquisition or sale, assignment, transfer or other disposition of any shares, except as set forth in the Business Combination Agreement or the Stockholder Support Agreement.

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, on June 29, 2026, the Company, Talawar and certain investors (the “PIPE Investors”) each entered into a subscription agreement with Talawar (collectively, the “PIPE Subscription Agreements”), pursuant to which, among other things, each PIPE Investor has agreed to subscribe for and purchase on the closing date immediately prior to or substantially concurrently with the closing, and Talawar has agreed to issue and sell to each such PIPE Investor on the closing date immediately following the closing, the number of shares of Talawar Common Stock set forth in the applicable PIPE Subscription Agreement in exchange for the purchase price set forth therein (the aggregate purchase price under all PIPE Subscription Agreements, collectively, the “PIPE Financing Amount”, and the equity financing under all PIPE Subscription Agreements, collectively, hereinafter referred to as, the “PIPE Financing”), on the terms and subject to the conditions set forth in the applicable PIPE Subscription Agreement. Pursuant to the PIPE Subscription Agreements, the PIPE Investors have agreed to purchase an aggregate of 22.5 million shares of Talawar Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per PIPE Share in a private placement for an aggregate amount of $225 million. The PIPE Financing purchase price of $10.00 per share implies an equity valuation of the Company of $120,000,000 prior to the PIPE Financing.

The obligations of each party to consummate the PIPE Financing are conditioned upon, among other things, (i) the Talawar Common Stock having been approved for listing on Nasdaq; (ii) all conditions precedent to the closing shall have been satisfied or waived and the closing of the Business Combination shall be scheduled to occur immediately prior to or substantially concurrently with the closing of the PIPE Financing; and (iii) the absence of specified adverse judgements, orders, laws, rules or regulations enjoining or otherwise prohibiting the consummation of the transactions contemplated by the PIPE Subscription Agreements.

The obligations of Talawar to consummate the PIPE Financing are further subject to additional conditions, including, among other things: (i) material truth and accuracy of the representations and warranties of the PIPE Investors, subject to customary bringdown standards; and (ii) material compliance by the PIPE Investors with their covenants, agreements and conditions under the PIPE Subscription Agreement.

The obligations of the PIPE Investors to consummate the PIPE Financing are further subject to additional conditions, including, among other things: (i) the material truth and accuracy of the representations and warranties of Talawar in the PIPE Subscription Agreements, subject to customary bringdown standards; and (ii) material compliance by the Company with its covenants, agreements and conditions under the PIPE Subscription Agreements.

The PIPE Subscription Agreements provide that Talawar will grant the PIPE Investors certain customary registration rights.

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

Registration Rights and Lock-Up Agreement

In connection with the closing, the Company, certain Company’s shareholders (including the Sponsor), Talawar and certain Talawar Stockholders will enter into a registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”), pursuant to which, among other things, Talawar will agree that, within 30 calendar days following the closing date, Talawar will file with the SEC a registration statement registering the resale of certain shares of Talawar Common Stock held by or issuable to the parties thereto (the “Resale Registration Statement”), and Talawar will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. Such holders will be entitled to customary piggyback registration rights.

The Registration Rights and Lock-Up Agreement will also provide that, for a period of one hundred eighty (180) days after the closing, subject to certain exceptions, the holders party to the Registration Rights and Lock-Up Agreement will not, with respect to the lock-up shares (as defined in the Registration Rights and Lock-Up Agreement), (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, as amended, and the rules and regulations promulgated thereunder with respect to, any security, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (iii) publicly announce the intention to effect any transaction specified in clause (i) or (ii).

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, “Presentation of Financial Statement - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. The Company’s management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Shares, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements. As of June 30, 2026, the Company had $1,641,241 cash and a working capital of $1,476,723.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 17, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 24, 2026. The interim results for the three months ended June 30, 2026 and for the period from January 13, 2026 (inception) through June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,641,241 and did not have any cash equivalent as of June 30, 2026.

Cash and Investments Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account amounting to $60,409,419 are held in cash and US Treasury bills. The Company classifies its U.S. Treasury bills and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. Offering costs allocated to Public Shares were charged to temporary equity and offering costs allocated to Private Placement Shares were charged to shareholders’ deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period from inception through June 30, 2026.

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature, except for the over-allotment liability which is measured at fair value based on unobservable inputs (see Note 8).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the underwriters have not exercised their option as of the Initial Public Offering. The over-allotment option was forfeited on June 4, 2026, expiration date, as it remained unexercised, and the over-allotment option liability was derecognized.

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

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of June 30, 2026, the ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$60,000,000
Less:
Proceed allocated to the over-allotment option	(47,288)
Public Shares issuance costs	(2,856,356)
Plus:
Remeasurement of carrying value to redemption value	3,313,063
Ordinary shares subject to possible redemption, June 30, 2026	$60,409,419

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value.

As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the Three Months Ended June 30, 2026		For the Period from January 13, 2026 (inception) through June 30, 2026
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(222,963)	$(82,590)	$(228,044)	$(146,302)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,681,319	1,734,066	2,535,714	1,626,786
Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$(0.09)	$(0.09)

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on April 20, 2026, the Company sold 6,000,000 Units at a purchase price of $10.00 per Public Share,

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 300,000 Private Placement Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $3,000,000. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account.

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On February 13, 2026, Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 1,725,000 ordinary shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 225,000 shares that were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). On April 16, 2026, the management team received indirect interest in founder shares through membership interests in the Sponsor, including (i) to our Chief Executive Officer, Dr. Someit Sidhu 150,000 founder shares for his services, (ii) to our Chief Financial Officer, Mr. Nicholas Fernandez 50,000 founder shares for his services, (iii) to each of four independent directors 25,000 founder shares for their board services, and (iv) to an independent consultant 25,000 founder shares for his services in connection to the Initial Public Offering. The 225,000 Founder Shares were forfeited on June 4, 2026, the expiration date of the over-allotment option, as the over-allotment option remained unexercised.

The Founder Shares will remain with the Sponsor if the holders of the Founder Shares are no longer serving the Company prior to the initial Business Combination. The transfer of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under FASB ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 325,000 Founder Shares on April 16, 2026 was $800,800 or $2.46 per share. The Company established the initial fair value of the Founder Shares on April 16, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the underlying share price of $10.00 and implied market adjustment of 24.6%. Stock-based compensation shall be subject to straight-line monthly vesting over the course of 24 months from the date when the registration statement of the Initial Public Offering became effective, provided that the holder continues to work for the Company as an officer, director or advisor. If the limited partner is an officer, director or advisor of the Company immediately prior to the consummation of a Business Combination, any unvested share interests owned by limited partner will vest in full on consummation of the Business Combination. Any share interest that is not vested when a limited partner ceases to work as an officer, director or advisor to the Company shall be forfeited and cancelled unless the general partner decides otherwise, whereby the general partner shall make the decision that such share interests shall not be forfeited and cancelled. As of June 30, 2026, the Company recognized stock-based compensation expense of $83,417 and will continue to recognize such expense over the course of 24 months from the closing of the Initial Public Offering.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on April 16, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or its affiliates, a total of $20,000 per month for officer compensation and administrative services. For the three months ended June 30, 2026 and for the period from January 13, 2026 (inception) through June 30, 2026, the Company incurred $50,000 in fees for these services, respectively, of which $10,000 is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

In connection with the closing of the Company’s Initial Public Offering, the Company’s Chief Financial Officer (“CFO”) received compensation from the Sponsor consisting of a one-time, lump-sum payment of $35,714 for services rendered in connection with the Initial Public Offering.

Promissory Note — Related Party

On February 12, 2026, the Sponsor entered into an agreement to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of the closing of the Initial Public Offering or the date on which the Company determines not to conduct an Initial Public Offering. The Company had borrowed $106,141 under the promissory note which was fully repaid subsequent to the closing of the Initial Public Offering on April 28, 2026. Borrowings under the promissory note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 900,000 additional Public Shares to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The over-allotment option expired on June 4, 2026 as it remained unexercised.

The underwriters were entitled to a cash underwriting discount of $600,000 (1.0% of the gross proceeds of the Public Shares sold in the Initial Public Offering) which was paid at the closing of the Initial Public Offering.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.0% of the gross proceeds of the Initial Public Offering held in the Trust Account, $1,800,000 in the aggregate, due upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement. The underwriters agree that, at the Company’s sole and absolute discretion, up to $500,000 of the deferred underwriting discount may be paid to third parties that did not participate in the Initial Public Offering and that assist the Company in consummating its Initial Business Combination.

Deferred Professional Fees

As of June 30, 2026, the Company had a total of $381,182 of deferred professional fees incurred to be paid to the Company’s service providers upon consummation of the Business Combination. The deferred fees are classified as a non-current liability in the accompanying condensed balance sheets.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2026, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares, with a par value of $0.0001 per share. At June 30, 2026, there were 1,800,000 ordinary shares issued and outstanding which includes the 300,000 Private Placement Shares and excludes 6,000,000 shares subject to possible redemption, so that the number of ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares).

The Founder Shares will automatically convert into ordinary shares at the time of a Business Combination or earlier at the option of the holders.

NOTE 8 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 8 — FAIR VALUE MEASUREMENTS (cont.)

As of June 30, 2026, assets held in the Trust Account were comprised of $244 in cash and $60,409,175 in U.S. Treasury securities classified as held-to-maturity securities. For the period from January 13, 2026 (inception) through June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the gross holding gain and fair value of held-to-maturity securities at June 30, 2026:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2026	U.S. Treasury Securities (Mature on 7/21/2026)	1	$60,409,175	$1,761	$60,410,936

The initial fair value of the over-allotment liability on April 20, 2026 was $47,288. As of June 30, 2026, there was no longer over-allotment option liability included in the Company’s unaudited condensed balance sheet as the full over-allotment option expired unexercised on June 4, 2026. The value of the over-allotment liability was determined using Black Scholes Valuation Model. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the over-allotment liability as of the initial measurement date:

April 20, 2026
Closing stock price	$10.00
Exercise price	$10.00
Volatility	1.67%
Daily treasury yield curve rate	3.70%
Expected term (years)	0.12

The following table presents the changes in the fair value of Level 3 over-allotment option liability:

Over-allotment Option Liability
Balance — January 13, 2026 (inception)	$—
Initial value at Initial Public Offering	47,288
Change in fair value due to expiration	(47,288)
Balance – June 30, 2026	$—

NOTE 9 — SEGMENT INFORMATION

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

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 9 — SEGMENT INFORMATION (cont.)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

June 30, 2026
Cash	$1,641,241
Cash and investments held in Trust Account	$60,409,419

	For the Three Months Ended June 30, 2026	For the Period from January 13, 2026 (Inception) through June 30, 2026
Formation, general and administrative costs	$678,843	$747,636
Share-based compensation expense	$83,417	$83,417
Interest earned on cash and investments held in Trust Account	$409,419	$409,419

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM also reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the completion window. The CODM also reviews formation, general and administrative costs and share-based compensation expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to JATT II Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to JATT Ventures II L.P. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 13, 2026 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and/or dividend income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net loss of $305,553, which consisted of formation, general and administrative costs of $678,843 and share-based compensation expense of $83,417, offset by change in fair value of over-allotment option liability of $47,288 and interest earned on investments held in the Trust Account of $409,419.

For the period from January 13, 2026 (inception) through June 30, 2026, we had net loss of $374,346, which consisted of formation, general and administrative costs of $747,636 and share-based compensation expense of $83,417, offset by change in fair value of over-allotment option liability of $47,288 and interest earned on investments held in the Trust Account of $409,419.

Liquidity and Capital Resources

On April 20, 2026, we consummated the Initial Public Offering of 6,000,000 ordinary shares, at $10.00 per Public Share, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 300,000 Private Placement Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $3,000,000.

Following the Initial Public Offering and the sale of the Private Placement Shares, a total of $60,000,000 was placed in the Trust Account. We incurred $2,881,539 of offering costs, consisting of $600,000 of cash underwriting fee, $1,800,000 of deferred underwriting fee, and $481,539 of other offering costs.

For the period from January 13, 2026 (inception) through June 30, 2026, net cash used in operating activities was $525,708. Net loss of $374,346 was affected by the payment of general and administrative expenses through the promissory note – related party of $51,432 and share-based compensation expense of $83,417, offset by change in fair value of over-allotment option liability of $47,288 and interest earned on investments held in the Trust Account of $409,419. Changes in operating assets and liabilities provided $170,496 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $60,409,419 (including approximately $409,419 of interest income) consisting of cash and U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,641,241. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay to the Sponsor or its affiliates, a total of $20,000 per month for officer compensation and administrative services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a total of $2,881,539 of offering costs, consisting of $600,000 of cash underwriting fee, $1,800,000 of deferred underwriting fee, and $481,539 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated April 16, 2026, between the Company and Guggenheim Securities, LLC (1).
3.1	Amended and Restated Memorandum and Articles of Association (1).
10.1	Letter Agreement, dated April 16, 2026, among the Company, JATT Ventures II L.P. and each of the officers and directors of the Company (1).
10.2	Investment Management Trust Agreement, dated April 16, 2026, between the Company and Continental Stock Transfer & Trust Company, as trustee (1).
10.3	Registration Rights Agreement, dated April 16, 2026, among the Company, JATT Ventures II L.P. and the Holders signatory thereto (1).
10.4	Private Placement Shares Purchase Agreement, dated April 16, 2026, between the Company and JATT Ventures II L.P (1).
10.5	Administrative Services and Indemnification Agreement, dated April 16, 2026, between the Company and JATT Ventures II L.P. (1).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-294294), filed with the Securities and Exchange Commission on March 13, 2026) (1).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 21, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JATT II ACQUISITION CORP.

Date: August 12, 2026	By:	/s/ Someit Sidhu
	Name:	Someit Sidhu
	Title:	Chairman, Director, and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Nicholas Fernandez
	Name:	Nicholas Fernandez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)