Form 10-Q
period 2026-09-30
JATT II Acquisition Corp.
filed 2026-11-13
CIK 2112446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 7,800,000 ordinary shares, $0.0001 par value issued and outstanding.

JATT II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from January 13, 2026 (Inception) through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from January 13, 2026 (Inception) through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 13, 2026 (Inception) through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	21
Item 6. Exhibits	21
Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JATT II ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

Assets
Current Assets
Cash	$997,952
Prepaid expenses	210,912
Total Current Assets	1,208,864
Long-term prepaid insurance	68,715
Cash and investments held in Trust Account	60,961,584
Total Assets	$62,239,163

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$110,014
Accrued offering costs	75,000
Total Current Liabilities	185,014
Deferred professional fees	842,713
Deferred underwriting fee payable	1,800,000
Total Liabilities	2,827,727

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, $0.0001 par value; 6,000,000 shares at redemption value of approximately $10.16 per share	60,961,584

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,800,000 issued and outstanding (excluding 6,000,000 shares subject to possible redemption)	180
Additional paid-in capital	—
Accumulated deficit	(1,550,328)
Total Shareholders’ Deficit	(1,550,148)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$62,239,163

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from January 13, 2026 (Inception) Through September 30,
	2026	2026
Formation, general and administrative costs	$945,973	$1,693,609
Share-based compensation expense	100,100	183,517
Loss from operations	(1,046,073)	(1,877,126)

Other income:
Change in fair value of over-allotment option liability	—	47,288
Interest earned on cash and investments held in Trust Account	552,165	961,584
Total other income	552,165	1,008,872

Net loss	$(493,908)	$(868,254)

Basic and diluted weighted average redeemable ordinary shares outstanding	6,000,000	3,761,538

Basic and diluted net loss per redeemable ordinary share	$(0.06)	$(0.16)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	1,800,000	1,688,077

Basic and diluted net loss per non-redeemable ordinary share	$(0.06)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 13, 2026 (Inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor (1)	1,725,000	173	24,827	—	25,000

Net loss	—	—	—	(68,793)	(68,793)

Balance – March 31, 2026	1,725,000	173	24,827	(68,793)	(43,793)

Sale of Private Placement Shares	300,000	30	2,999,970	—	3,000,000

Forfeiture of Founder Shares	(225,000)	(23)	23	—	—

Allocated value of transaction costs to Private Placement Shares and over-allotment option	—	—	(25,183)	—	(25,183)

Share-based compensation	—	—	83,417	—	83,417

Accretion of ordinary shares to redemption amount	—	—	(3,083,054)	(230,009)	(3,313,063)

Net loss	—	—	—	(305,553)	(305,553)

Balance – June 30, 2026	1,800,000	180	—	(604,355)	(604,175)

Share-based compensation	—	—	100,100	—	100,100

Accretion of ordinary shares to redemption amount	—	—	(100,100)	(452,065)	(552,165)

Net loss	—	—	—	(493,908)	(493,908)

Balance – September 30, 2026	1,800,000	$180	$—	$(1,550,328)	$(1,550,148)

(1)	Includes an aggregate of up to 225,000 ordinary shares that were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised (Note 5). The Founder Shares were forfeited on June 4, 2026, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT II ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(868,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative expenses through the promissory note – related party	51,432
Interest earned on investments held in Trust Account	(961,584)
Share-based compensation expense	183,517
Change in fair value of over-allotment option liability	(47,288)
Changes in operating assets and liabilities:
Prepaid expenses	(210,832)
Long-term prepaid insurance	(68,715)
Accounts payable and accrued expenses	110,014
Deferred professional fees	842,713
Net cash used in operating activities	(968,997)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(60,000,000)
Net cash used in investing activities	(60,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	59,400,000
Proceeds from sale of Private Placement Shares	3,000,000
Repayment of promissory note – related party	(106,141)
Payment of offering costs	(326,910)
Net cash provided by financing activities	61,966,949

Net Change in Cash	997,952
Cash – Beginning of period	—
Cash – End of period	$997,952

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$401,910
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000
Offering costs paid through promissory note - related party	$54,629
Prepaid expenses paid by Sponsor through promissory note-related party	$80
Deferred underwriting fee payable	$1,800,000
Forfeiture of Founder Shares	$23

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

JATT II Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 13, 2026. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company will have 24 months from the closing of the initial public offering to complete the initial business combination (the “completion window”).

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from January 13, 2026 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

The Sponsor, officers, directors and advisors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to the founder shares, Private Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines that it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to the founder shares, Private Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (the “Articles”) (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to the founder shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the completion window, although they will be entitled to liquidating distributions from assets outside the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them, any Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination. If the Company submits the initial business combination to the public shareholders for a vote, the Company will complete the initial business combination only if it is approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of at least a majority of the holders of the shares present in person or by proxy and entitled to vote thereon at a general meeting of the Company.

The Company will have until (i) the period ending on the date that is 24 months from the closing of the Initial Public Offering, or such earlier liquidation as the Company’s board of directors may approve, in which the Company must complete an initial business combination or (ii) such other time period in which the Company must complete an initial business combination pursuant to an amendment to the Company’s Articles. However, if the Company has not completed a Business Combination within the completion window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the trust account (less taxes paid or payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the public shares and completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

The Company’s Conditions to Closing

The obligations of the Company to consummate the transactions are further subject to the satisfaction or written waiver (where available) of additional conditions, including: (i) the truth and accuracy of the representations and warranties of Talawar, subject to the materiality standards contained in the Business Combination Agreement; (ii) material compliance by Talawar with its agreements and covenants under the Business Combination Agreement; (iii) no Talawar material adverse effect (as defined in the Business Combination Agreement) having occurred; and (iv) the delivery by Talawar of the Registration Rights and Lock-Up Agreement, duly executed by certain stockholders and key persons, to the Company.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor and Talawar entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed, among other things, to (a) vote in favor of the Business Combination Agreement and the transactions (including the Merger), (b) waive any adjustment to the conversion ratio set forth in the governing documents of the Company, any other anti-dilution or similar protections with respect to the Company’s ordinary shares and any redemption rights, and (c) surrender for no consideration, in connection with the closing, 150,000 of the Company’s ordinary shares.

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

SEPTEMBER 30, 2026

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

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statements Presentation – Going Concern,” the Company’s management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if the Company is unable to complete an initial Business Combination within the completion window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the completion window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the completion window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful. As of September 30, 2026, the Company had $997,952 cash and a working capital of $1,023,850.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 17, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 24, 2026. The interim results for the three months ended September 30, 2026 and for the period from January 13, 2026 (inception) through September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $997,952 and did not have any cash equivalents as of September 30, 2026.

Cash and Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account amounting to $60,961,584 are held in cash and US Treasury bills. The Company classifies its U.S. Treasury bills and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period from inception through September 30, 2026.

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

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

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of September 30, 2026, the ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$60,000,000
Less:
Proceed allocated to the over-allotment option	(47,288)
Public Shares issuance costs	(2,856,356)
Plus:
Remeasurement of carrying value to redemption value	3,313,063
Ordinary shares subject to possible redemption, June 30, 2026	60,409,419
Plus:
Remeasurement of carrying value to redemption value	552,165
Ordinary shares subject to possible redemption, September 30, 2026	$60,961,584

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the Three Months Ended September 30, 2026		For the Period from January 13, 2026 (inception) through September 30, 2026
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(379,929)	$(113,979)	$(599,303)	$(268,951)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,000,000	1,800,000	3,761,538	1,688,077
Basic and diluted net loss per ordinary share	$(0.06)	$(0.06)	$(0.16)	$(0.16)

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on April 20, 2026, the Company sold 6,000,000 Public Shares at a purchase price of $10.00 per Public Share, generating gross proceeds of $60,000,000.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On February 13, 2026, Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 1,725,000 ordinary shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 225,000 shares that were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). On April 16, 2026, the management team received indirect interest in founder shares through membership interests in the Sponsor, including (i) to the Company’s Chief Executive Officer, Dr. Someit Sidhu 150,000 founder shares for his services, (ii) to the Company’s Chief Financial Officer, Mr. Nicholas Fernandez 50,000 founder shares for his services, (iii) to each of four independent directors 25,000 founder shares for their board services, and (iv) to an independent consultant 25,000 founder shares for his services in connection to the Initial Public Offering. The 225,000 Founder Shares were forfeited on June 4, 2026, the expiration date of the over-allotment option, as the over-allotment option remained unexercised.

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS (cont.)

The Founder Shares will remain with the Sponsor if the holders of the Founder Shares are no longer serving the Company prior to the initial Business Combination. The transfer of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under FASB ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 325,000 Founder Shares on April 16, 2026 was $800,800 or $2.46 per share. The Company established the initial fair value of the Founder Shares on April 16, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the underlying share price of $10.00 and implied market adjustment of 24.6%. Stock-based compensation shall be subject to straight-line monthly vesting over the course of 24 months from the date when the registration statement of the Initial Public Offering became effective, provided that the holder continues to work for the Company as an officer, director or advisor. If the limited partner is an officer, director or advisor of the Company immediately prior to the consummation of a Business Combination, any unvested share interests owned by limited partner will vest in full on consummation of the Business Combination. Any share interest that is not vested when a limited partner ceases to work as an officer, director or advisor to the Company shall be forfeited and cancelled unless the general partner decides otherwise, whereby the general partner shall make the decision that such share interests shall not be forfeited and cancelled. As of September 30, 2026, the Company recognized stock-based compensation expense of $183,517 and will continue to recognize such expense over the course of 24 months from the date when the registration statement of the Initial Public Offering became effective.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) 180 days after the completion of a Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Public ordinary shares for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement, commencing on April 16, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or its affiliates, a total of $20,000 per month for officer compensation and administrative services. For the three months ended September 30, 2026 and for the period from January 13, 2026 (inception) through September 30, 2026, the Company incurred $60,000 and $110,000 in fees for these services, respectively, of which $10,000 is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

In connection with the closing of the Company’s Initial Public Offering, the Company’s Chief Financial Officer (“CFO”) received compensation from the Company consisting of a one-time, lump-sum payment of $35,714 for services rendered in connection with the Initial Public Offering.

The CFO receives $8,928 from the Sponsor on a monthly basis out of the administrative services fee, for his continued service as the CFO of the Company, from closing of the Initial Public Offering until completion of the Company’s initial Business Combination. If the Company completes an initial Business Combination prior to the date that is 24 months from the closing of the Initial Public Offering, the CFO shall receive at the completion of the initial Business Combination an additional amount such that the aggregate compensation the CFO receives through closing of the Business Combination shall be no less than $250,000. In August 2026, in advance of the closing of the Business Combination, the Company paid $225,000 of the CFO fees under this arrangement, in addition to the $8,928 monthly fees. Such amount is included in formation, general and administrative costs in the accompanying unaudited condensed statements of operations.

Business Combination Bonus

On September 30, 2026, the Board of Directors held a meeting and approved $750,000 cash bonus to the CFO, inclusive of all CFO payments described above, which is payable only upon the successful closing of the Business Combination.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Deferred Professional Fees

As of September 30, 2026, the Company had a total of $842,713 of deferred professional fees incurred to be paid to the Company’s service providers upon consummation of the Business Combination. The deferred fees are classified as a non-current liability in the accompanying unaudited condensed balance sheet.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2026, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares, with a par value of $0.0001 per share. At September 30, 2026, there were 1,800,000 ordinary shares issued and outstanding which includes the 300,000 Private Placement Shares and excludes 6,000,000 shares subject to possible redemption, so that the number of ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares).

The Founder Shares will automatically convert into ordinary shares at the time of a Business Combination or earlier at the option of the holders.

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

As of September 30, 2026, assets held in the Trust Account were comprised of $731 in cash and $60,960,853 in U.S. Treasury bills classified as held-to-maturity securities. For the period from January 13, 2026 (inception) through September 30, 2026, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the gross holding loss and fair value of held-to-maturity U.S Treasury bills at September 30, 2026:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30,2026	U.S. Treasury Bills (Mature on 11/24/2026)	1	$60,960,853	$(12,898)	$60,947,955

The initial fair value of the over-allotment liability on April 20, 2026 was $47,288. As of September 30, 2026, there was no longer over-allotment option liability included in the Company’s unaudited condensed balance sheet as the full over-allotment option expired unexercised on June 4, 2026. The value of the over-allotment liability was determined using Black Scholes Valuation Model. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the over-allotment liability as of the initial measurement date:

April 20, 2026
Closing stock price	$10.00
Exercise price	$10.00
Volatility	1.67%
Daily treasury yield curve rate	3.70%
Expected term (years)	0.12

The following table presents the changes in the fair value of Level 3 over-allotment option liability:

Over-allotment Option Liability
Balance — January 13, 2026 (inception)	$—
Initial value at Initial Public Offering	47,288
Change in fair value due to expiration	(47,288)
Balance — September 30, 2026	$—

JATT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

September 30, 2026
Cash	$997,952
Cash and investments held in Trust Account	$60,961,584

	For the Three Months Ended September 30, 2026	For the Period from January 13, 2026 (Inception) through September 30, 2026
Formation, general and administrative costs	$945,973	$1,693,609
Share-based compensation expense	$100,100	$183,517
Interest earned on cash and investments held in Trust Account	$552,165	$961,584

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that, other than as described below, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

On November 9, 2026, Talawar’s Registration Statement on Form S-4 (File No. 333-298621) was declared effective by the SEC.

On November 9, 2026, the Company filed with the SEC the Definitive Proxy Statement with respect to its extraordinary general meeting of shareholders to be held on December 2, 2026 to approve the Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 13, 2026 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and/or dividend income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net loss of $493,908, which consisted of formation, general and administrative costs of $945,973 and share-based compensation expense of $100,100, offset by interest earned on investments held in the Trust Account of $552,165.

For the period from January 13, 2026 (inception) through September 30, 2026, we had net loss of $868,254, which consisted of formation, general and administrative costs of $1,693,609 and share-based compensation expense of $183,517, offset by change in fair value of over-allotment option liability of $47,288 and interest earned on investments held in the Trust Account of $961,584.

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

For the period from January 13, 2026 (inception) through September 30, 2026, net cash used in operating activities was $968,997. Net loss of $868,254 was affected by the payment of general and administrative expenses through the promissory note – related party of $51,432 and share-based compensation expense of $183,517, offset by change in fair value of over-allotment option liability of $47,288 and interest earned on investments held in the Trust Account of $961,584. Changes in operating assets and liabilities provided $673,180 of cash from operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $60,961,584 (including $961,584 of interest income) consisting of cash and U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $997,952. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loan may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares.

We may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statements Presentation – Going Concern,” our management has determined we currently lack the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, management has determined that if we are unable to complete an initial business combination within the completion window, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial business combination prior to the end of the completion window. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the completion window. There can be no assurance our plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Support Agreement

We have an agreement to pay the Sponsor or its affiliates, a total of $20,000 per month for officer compensation and administrative services. These monthly fees will cease upon the completion of the initial Business Combination or our liquidation.

The CFO receives $8,928 from the Sponsor on a monthly basis out of the administrative services fee, for his continued service as our CFO, from closing of the Initial Public Offering until completion of our initial Business Combination. If we complete an initial Business Combination prior to the date that is 24 months from the closing of the Initial Public Offering, the CFO shall receive at the completion of the initial Business Combination an additional amount such that the aggregate compensation the CFO receives through closing of the Business Combination shall be no less than $250,000. In August 2026, in advance of the closing of the Business Combination, we paid $225,000 of the CFO fees under this arrangement, in addition to the $8,928 monthly fees. Such amount is included in formation, general and administrative costs in the accompanying unaudited condensed statements of operations.

Business Combination Bonus

On September 30, 2026, the Board of Directors held a meeting and approved $750,000 cash bonus to the CFO, inclusive of all the CFO payments described above, which is payable only upon the successful closing of the Business Combination.

Underwriting Agreement

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

Deferred Professional Fees

As of September 30, 2026, we had a total of $842,713 of deferred professional fees incurred to be paid to our service providers upon consummation of the Business Combination.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

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

JATT II ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Someit Sidhu
	Name:	Someit Sidhu
	Title:	Chairman, Director, and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Nicholas Fernandez
	Name:	Nicholas Fernandez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)